Form 10-K
period 1998-12-31
CAPCO AMERICA SEC CORP COMM MORT PASS THROU CERT SER 1998-D7
filed 1999-04-15
CIK 1072754

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1998

Commission File Number 333-22133-01

CAPCO America Securitization Corporation
(Exact Name of registrant as specified in its charter)

      Delaware                         13-3672336
(State or Other Juris-                (I.R.S. Employer
diction of Incorporation)              Identification No.)

Two World Financial Center, Building B,
New York, New York 10281
(Address of Principal Executive Office)

Registrant's telephone number, including area code:
212-667-9300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998. Not applicable.

Number of shares of common stock outstanding as of December 31, 1998. Not applicable.



                            Table of Contents


PART I

Item 1. Business..............................................3

Item 2. Properties............................................3

Item 3. Legal Proceedings.....................................3

Item 4. Submission Of Matters To A Vote Of Security Holders...3

PART II

Item 5. Market For Registrant's Common Equity And Related
Shareholder
          Matters.............................................3

Item 6. Selected Financial Data...............................3

Item 7. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations...........................4

Item 8. Financial Statements And Supplementary Data...........4

Item 9. Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure............ ....4

PART III

Item 10. Directors And Executive Officers Of The Registrant...4

Item 11. Executive Compensation...............................4

Item 12. Security Ownership Of Certain Beneficial Owners And
          Management..........................................4

Item 13. Certain Relationships And Related Transactions.....4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K................................................4

Signatures.................................................4

Exhibit Index.............................................4







PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1998-D7 issued, pursuant to a Pooling and Servicing Agreement, dated as of September 11, 1998 (the "Pooling and Servicing Agreement"), by and among CAPCO America Securitization Corporation (the "Company"), as depositor, The Capital Company of America Client Services LLC (the "Servicer"), AMRESCO Services, L.P., as Co-Servicer, AMRESCO Management Inc., as Initial Special Servicer,AMRESCO Services, L.P., as Operating Advisor, LaSalle National Bank, Trustee, and ABN AMRO Bank
N.V., as Fiscal Agent.The Certificates have been registered pursuant to the Act under a Registration Statement on Form
 S-3 (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
 Agreement.

This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer. Pursuant to the Pooling and Servicing Agreement, the Servicer is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

        Not applicable

ITEM 3.         LEGAL PROCEEDINGS

        Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        There was one registered holder of the Certificate representing an equity interest in the Trust as of December
 31, 1998. To the Registrant's knowledge, as of that date there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote
(except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)  1.      Servicer's Annual Statement of Compliance for
the period ended 12/31/98.

2.  Servicer's Independent Accountant's Report on
3.  Servicer's servicing activities.

(b) Current Reports on Form 8-K for the Trust were filed
(c) on the following dates: 09-16-1998; 09-24-1998; 10-14-
(d) 1998;  10-14-1998;  10-16-1998; 10-19-1998; 10-29-1998;
(e) 10-29-1998; 11-02-1998; 11-25-1998; 12-15-1998; 12-29-
(f) 1998; 01-26-1999; 02-11-1999; 02-26-1999; 03-17-1999;
(g) 03-26-1999.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.


THE CAPITAL COMPANY OF AMERICA CLIENT SERVICES LLC,
IN ITS CAPACITY AS SERVICER UNDER THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF CAPCO AMERICA SECURITIZATION CORPORATION,
REGISTRANT


By: /s/ Ann Hambly
Name:  Ann A. Hambly
Title: President and CEO


By: /s/ C. David Turner
Name: C. David Turner
Title: Secretary and Executive Vice President

EXHIBIT INDEX


Exhibit No.     Description

99.1    Servicer's Annual Statement of Compliance
99.2  Servicer's Independent Accountants' Report on
Servicer's servicing activities

EXHIBIT 99.1

SERVICER'S ANNUAL STATEMENT
OF COMPLIANCE


March 4, 1999


LaSalle National Bank
135 South LaSalle Street
Suite 1625
Chicago, Illinois  60674-4107
Attention:	Asset-Backed Securities Trust 	Services, CCA 1998-D7
CAPCO America Securitization Corporation
c/o The Capital Company of America LLC
101 California Street, 40th Floor
San Francisco, CA 94111
Attention:	Marlyn A. Marincas


Fitch IBCA, Inc.
One State Street Plaza
New York, New York  10004
Attention:	Commercial Mortgage
	Surveillance
Moody's Investors Service, Inc.
99 Church Street
New York, New York  10007
Attention:	Managing Director Commercial
	Mortgage-Backed Securities


Re:	CAPCO America Securitization Corporation Commercial
Mortgage Pass-Through Certificates, Series 1998-D7


Ladies and Gentlemen:


The undersigned officer of The Capital Company of America Client Services LLC (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer during the preceding calendar year (or such shorter period from the Closing Date to the end of the related calendar year) and of its performance under the Pooling and Servicing Agreement dated September 11,
1998 for CAPCO America Securitization Corporation Commercial
 Mortgage Pass-Through Certificates, Series 1998-D7 (the "Pooling and Servicing Agreement") has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all of its material obligations under the Agreement throughout such year (or such shorter period), to the best of such officer's knowledge, each related sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects, and (iv) the Servicer has not received any notice regarding qualification, or challenging the status, of the Upper-Tier REMIC or Lower-Tier
 REMIC as a REMIC from the IRS or any other governmental agency or body. Defined terms used herein but not defined shall have the meaning assigned to them in the Pooling and Servicing
Agreement.

Very Truly Yours,

The Capital Company of America Client Services LLC


/s/	Ann Hambly
	Ann Hambly
	President and CEO





EXHIBIT 99.2

SERVICER'S INDEPENDENT ACCOUNTANT'S REPORT
ON SERVICER'S SERVICING ACTIVITIES


Report of Independent Accountants

January 25, 1999

To the Board of Directors of
Capital Company of America Client Services, LLC

We have examined the accompanying management assertion about
 Capital Company of America Client Services, LLC's (The "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the MBA has interpreted as inapplicable to such servicing) as of and for the year ended December 31, 1998. Management is responsible for the Company's compliance with those standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public
 Accounts and accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
 Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all materiel respects.

/s/

Management's Assertion that it has Complied with the Mortgage Bankers Association of America's
Uniform Single Attestation Program
for Mortgage Bankers (USAP)


As of and for the year ended December 31, 1998, Capital Company of America Client Services, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), attached as
Exhibit I (except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing).
As of and for this same period, Capital Company of America Client Services, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $20 million and $100 million, respectively.

/s/
Ann Hambly
President and Chief Executive Officer
Date: 1/25/99

/s/
David L. Ruiz
Chief Financial Officer
Date: 1/25/99

Minimum Servicing Standards

I. Custodial bank accounts

1. Reconciliations shall be prepared on a monthly basis for all customer bank accounts and related bank clearing accounts. These reconciliation's shall:

* Be mathematically accurate;
* Be prepared within forty-five (45) calendar days
*  after the cutoff date;
* Be reviewed and approved by someone other than
*  the person who prepared the reconciliation;
* and
* Document explanation for reconciling items.
* These reconciling items shall be resolved
* within ninety (90) calendar days of their
* original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.
 Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
4. Any late payments penalties paid in conjunction with payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payments was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form or payment, or custodial bank statements.

6. Unissued checks shall be safeguarded as to prevent unauthorized access.

IV. Investor accounting and reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal and number of loans serviced by the servicing entity.

V. Mortgage loan accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records of the collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary.

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.